Form 10-K
period 2001-12-31
FIRST USA BANK NA AS SERV ON BEHALF PART CREDIT CARD MAS TR
filed 2002-03-26
CIK 1063786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number: 333-29495-01

                      FIRST USA BANK, NATIONAL ASSOCIATION
             (Exact name of Registrant as specified in its charter)
       (As Servicer on behalf of Partners First Credit Card Master Trust)

        Laws of the United States                        51-0269396
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

         201 North Walnut Street
           Wilmington, Delaware                            19801
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (302) 594-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Title of each class:
   Partners First Credit Card Master Trust Class A Floating Rate Asset Backed Securities, Series 1998-3
   Partners First Credit Card Master Trust Class B Floating Rate Asset Backed Securities, Series 1998-3

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No
                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not applicable.

Indicate the number shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date.

Not applicable.
                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

This Annual Report of Form 10-K is filed in reliance on the series of no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Division"), stating that the Division would raise no objection if issuers of master trust asset-backed securities generally file a monthly Report on Form 8-K summarizing the performance of the assets of the master trust and file an Annual Report on Form 10-K in the manner set forth below in order to comply with Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

                                Introductory Note
                                -----------------

On July 27, 2001, First USA Bank, National Association a national banking association organized under the laws of the United States (the "Bank"), which is a direct wholly owned subsidiary of BANK ONE CORPORATION assumed all rights and obligations of The First National Bank of Atlanta d/b/a/ Wachovia Bank Card Services ("Wachovia") as Transferor and Servicer with respect to Partners First Credit Card Master Trust (the "Trust") under the Amended and Restated Pooling and Servicing Agreement dated as of January 31, 2000 between Wachovia and The Bank of New York as Trustee (the "Trustee"), as supplemented and amended (the "Pooling and Servicing Agreement"), pursuant to an Assumption Agreement dated as of July 27, 2001 by and among the Bank, Wachovia and the Trustee.

The investor securities listed on page 1 hereof will be referred to collectively herein as the "Securities". The Securities do no represent obligations of or interests in the Bank.

The final payment with respect to Series 1998-2 Asset Backed Securities issued by the Trust was made on June 15, 2001, and therefore information with respect to such securities is not included in this report.

                                     PART I

ITEM 1.  BUSINESS

Not applicable.

ITEM 2.  PROPERTIES

Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Securities representing investors' interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of
Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Securities are held by Cede & Co., the nominee of DTC. The records of DTC indicate that, at December 31, 2001, there were: (i) twelve (12) DTC participants holding a position in the Class A Floating Rate Asset Backed Securities, Series 1998-3; and (ii) three (3) DTC participants holding a position in the Class B Floating Rate Asset Backed Securities, Series 1998-3.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The Securities of each Class of Series 1998-3 representing investors' interests in the Trust are represented by one or more Securities registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Security representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Securities, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001. At December 31, 2001, the following direct DTC participants held positions in the Securities representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Securities of each Class of such Series outstanding on that date.

                                                                           Amount & Nature
                           Name and Address of Beneficial                   of Beneficial               % of
  Title of Class                       Owners                              Ownership $(000)          Ownership
  --------------                       ------                              ----------------          ---------

Class A Floating         Bank of New York (The)                                  $35,500                6.72%
Rate Asset Backed        925 Patterson Plank Road
Securities, Series       Secaucus, NJ  07094
1998-3

                         BNY/ITC-Dealers Clearance Special                       $32,500                6.16%
                         One Wall Street, 6th Floor
                         New York, NY  10286

                         Boston Safe Deposit and Trust Company                   $55,000               10.42%
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         JPMorgan Chase Bank                                    $110,000               20.83%
                         c/o JP Morgan Investor Services
                         14201 Dallas Parkway, 12th Floor
                         Mail Code 121
                         Dallas, TX  75240

                         Northern Trust Company (The)                            $27,000                5.11%
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust Company                    $201,000               38.07%
                         1776 Heritage Dr.
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171


Class B Floating         Rate  Bankers Trust Company                            $98,000                86.73%
Rate Asset Backed        648 Grassmere Park Road
Securities, Series       Nashville, TN  37211
1998-3

                         Bank One Trust Company, N.A.                            $8,000                 7.08%
                         1900 Polaris Parkway, 4th Floor
                         Columbus, OH  43240

                         JPMorgan Chase Bank                                     $7,000                 6.19%
                         c/o JP Morgan Investor Services
                         14201 Dallas Parkway, 12th Floor
                         Mail Code 121
                         Dallas, TX  75240

(b)      Not applicable.

(c)      None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)      The following documents are filed as part of this report:

         (i)      Not applicable.
         (ii)     Not applicable.
         (iii)    Exhibits
                  99.1 Annual Independent Accountants' Servicing Reports of KPMG LLP on Management's Assertions

(b) Reports on Form 8-K were filed monthly by the Trust during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2002.

                                       FIRST USA BANK, NATIONAL ASSOCIATION
                                                      as Servicer

                                       By:            /s/Daniel J. Frate
                                             -----------------------------------
                                                Daniel J. Frate
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2002.

            Signature                        Title
            ---------                        -----
        /s/Philip Heasley              Director and Principal Executive Officer
--------------------------------
         Philip Heasley


       /s/Raymond Fischer              Director, Principal Financial Officer and
--------------------------------       Principal Accounting Officer
         Raymond Fischer


       /s/ Daniel J. Frate             Director
--------------------------------
         Daniel J. Frate


        /s/Michael Looney              Director
--------------------------------
         Michael Looney


       /s/M. Carter Warren             Director
--------------------------------
        M. Carter Warren


        /s/William Garner              Director
--------------------------------
         William Garner

                               INDEX OF EXHIBITS



Exhibit Number       Exhibit Description                                    Page
--------------       -------------------                                    ----

99.1                 Annual Independent Accountants' Servicing Reports of     8
                     KPMG LLP on Management's Assertions